Form 10-K/A
period 2018-12-31
BANK 2018-BNK12
filed 2019-03-29
CIK 1739423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 25, 2019 (the “Original Form 10-K”) is to incorporate by reference the executed version of the pooling and servicing agreement with respect to the BANK 2018-BNK11 Transaction, incorporated by reference as Exhibit 4.4 to the Original Form 10-K. No other changes are being made to the Original Form 10-K.

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

4.4          Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on February 20, 2019 under Commission File No. 333-206847-09 and incorporated by reference herein).

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

33.1        Wells Fargo Bank, National Association, as General Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.2        National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.4        National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.5        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.6        Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.7        Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.8        Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.9        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.10      National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.13      Wilmington Trust, National Association, as Trustee of the CoolSprings Galleria Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.14      Wells Fargo Bank, National Association, as Certificate Administrator of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.15      Wells Fargo Bank, National Association, as Custodian of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.16      Park Bridge Lender Services LLC, as Operating Advisor of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.18      National Tax Search, LLC, as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.19      Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.21      Wilmington Trust, National Association, as Trustee of the One Dulles Tower Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.22      Wells Fargo Bank, National Association, as Certificate Administrator of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.23      Wells Fargo Bank, National Association, as Custodian of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.24      Park Bridge Lender Services LLC, as Operating Advisor of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.26      National Tax Search, LLC, as Servicing Function Participant of the One Dulles Tower Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.27      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.28      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.28 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.29      Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.31      Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.32      Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.34      National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.36      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.37      Wilmington Trust, National Association, as Trustee of the Rittenhouse Hill Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.38      Wells Fargo Bank, National Association, as Certificate Administrator of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.39      Wells Fargo Bank, National Association, as Custodian of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.40      Park Bridge Lender Services LLC, as Operating Advisor of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.42      National Tax Search, LLC, as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan ((filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.43      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.44      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.45      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.46      Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.47      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.48      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.48 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.49      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.50      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.51      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.52      LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 33.52 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.53      Wilmington Trust, National Association, as Trustee of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.54      Citibank, N.A., as Certificate Administrator and Custodian of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 33.54 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.55      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.56      U.S. Bank National Association, as Servicing Function Participant of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 33.56 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.57      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.58      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.59      Wilmington Trust, National Association, as Trustee of the North Bay Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.60      Wells Fargo Bank, National Association, as Certificate Administrator of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.61      Wells Fargo Bank, National Association, as Custodian of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.62      Park Bridge Lender Services LLC, as Operating Advisor of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.63      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.64      National Tax Search, LLC, as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.65      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.66      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.67      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.68      Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.69      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.70      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.48 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.72      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.73      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.74      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (filed as Exhibit 33.28 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.75      Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.76      Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.77      Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.78      Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan ((filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.79      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan ((filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.80      National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.81      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.82      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.82 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.83      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.84      Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.85      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.86      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.87      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

33.88      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as General Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.2        National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.4        National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.5        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.6        Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.7        Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.8        Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.9        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.10      National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.13      Wilmington Trust, National Association, as Trustee of the CoolSprings Galleria Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.14      Wells Fargo Bank, National Association, as Certificate Administrator of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.15      Wells Fargo Bank, National Association, as Custodian of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.16      Park Bridge Lender Services LLC, as Operating Advisor of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.18      National Tax Search, LLC, as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.19      Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.21      Wilmington Trust, National Association, as Trustee of the One Dulles Tower Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.22      Wells Fargo Bank, National Association, as Certificate Administrator of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.23      Wells Fargo Bank, National Association, as Custodian of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.24      Park Bridge Lender Services LLC, as Operating Advisor of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.26      National Tax Search, LLC, as Servicing Function Participant of the One Dulles Tower Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.27      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.28      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.28 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.29      Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.31      Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.32      Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.34      National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.36      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.37      Wilmington Trust, National Association, as Trustee of the Rittenhouse Hill Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.38      Wells Fargo Bank, National Association, as Certificate Administrator of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.39      Wells Fargo Bank, National Association, as Custodian of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.40      Park Bridge Lender Services LLC, as Operating Advisor of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.42      National Tax Search, LLC, as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.43      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.44      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.45      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.46      Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.47      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.48      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.48 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.49      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.50      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.51      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.52      LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 34.52 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.53      Wilmington Trust, National Association, as Trustee of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.54      Citibank, N.A., as Certificate Administrator and Custodian of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 34.54 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.55      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.56      U.S. Bank National Association, as Servicing Function Participant of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 34.56 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.57      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.58      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.59      Wilmington Trust, National Association, as Trustee of the North Bay Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.60      Wells Fargo Bank, National Association, as Certificate Administrator of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.61      Wells Fargo Bank, National Association, as Custodian of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.62      Park Bridge Lender Services LLC, as Operating Advisor of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.63      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.64      National Tax Search, LLC, as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.65      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.66      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.67      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.68      Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.69      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.70      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.48 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.71      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.72      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.73      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.74      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (filed as Exhibit 34.28 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.75      Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.76      Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.77      Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.78      Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.79      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.80      National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.81      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.82      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.82 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.83      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.84      Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.85      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.86      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.87      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.9 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

34.88      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.2        National Cooperative Bank, N.A., as NCB Master Servicer (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.4        National Cooperative Bank, N.A., as NCB Special Servicer (filed as Exhibit 35.4 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.5        Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.8        Wells Fargo Bank, National Association, as Certificate Administrator of the CoolSprings Galleria Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.9        Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.11      Wells Fargo Bank, National Association, as Certificate Administrator of the One Dulles Tower Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.13      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 35.13 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.14      Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.17      Wells Fargo Bank, National Association, as Certificate Administrator of the Rittenhouse Hill Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (filed as Exhibit 35.18 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.19      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.20      Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.22      LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.23      Citibank, N.A., as Certificate Administrator of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 35.24 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.26      Wells Fargo Bank, National Association, as Certificate Administrator of the North Bay Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 35.27 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.28      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.29      Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.30      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (filed as Exhibit 35.30 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.31      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (filed as Exhibit 35.13 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.32      Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.33      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 35.33 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

35.34      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.35      Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-206847-09 and incorporated by reference herein)

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

Date: March 29, 2019