Form 10-K
period 2020-12-31
BANK 2018-BNK12
filed 2021-03-17
CIK 1739423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The CoolSprings Galleria Mortgage Loan, the One Dulles Tower Mortgage Loan, the Fair Oaks Mall Mortgage Loan and the Rittenhouse Hill Mortgage Loan, which constituted approximately 9.99%, 9.9%, 8.9% and 7.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the CoolSprings Galleria Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the One Dulles Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Fair Oaks Mall Mortgage Loan, four other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity and (d) with respect to the Rittenhouse Hill Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the CoolSprings Galleria Mortgage Loan, the One Dulles Tower Mortgage Loan, the Fair Oaks Mall Mortgage Loan and the Rittenhouse Hill Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Gateway Mortgage Loan, which constituted approximately 6.1% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Gateway Mortgage Loan and three other pari passu loans and six subordinate companion loans, each of which are not assets of the issuing entity. This loan combination, including The Gateway Mortgage Loan, was serviced under the pooling and servicing agreement for the BANK 2018-BNK11 transaction prior to the closing of the securitization of a pari passu portion of The Gateway loan combination in the COMM 2018-HOME Mortgage Trust transaction (the “COMM 2018-HOME Transaction”).  After the closing of the COMM 2018-HOME Transaction on June 19, 2018, this loan combination, including The Gateway Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the COMM 2018-HOME Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 181 Fremont Street Mortgage Loan, The Gateway Mortgage Loan, the Northwest Hotel Portfolio Mortgage Loan, the North Bay Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 181 Fremont Street Mortgage Loan, The Gateway Mortgage Loan, the Northwest Hotel Portfolio Mortgage Loan, the North Bay Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 181 Fremont Street Mortgage Loan, the Extra Space - TIAA Self Storage Portfolio Mortgage Loan, The Gateway Mortgage Loan and the North Bay Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to July 6, 2020, the primary servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan and the special servicer of the North Bay Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after July 6, 2020. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the Northwest Hotel Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Apple Campus 3 Mortgage Loan, the North Bay Portfolio Mortgage Loan, the Northwest Hotel Portfolio Mortgage Loan, The Gateway Mortgage Loan, the 181 Fremont Street Mortgage Loan and the Extra Space - TIAA Self Storage Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

With respect to the pari passu loan combinations that include the 181 Fremont Street Mortgage Loan, the Extra Space - TIAA Self Storage Portfolio Mortgage Loan, the Northwest Hotel Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Northwest Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan, LNR Partners, LLC as special servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Northwest Hotel Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the 181 Fremont Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.1        Wells Fargo Bank, National Association, as General Master Servicer

33.2        National Cooperative Bank, N.A., as NCB Master Servicer

33.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to July 6, 2020

33.4        Argentic Services Company LP, as General Special Servicer on and after July 6, 2020

33.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7        Wells Fargo Bank, National Association, as Certificate Administrator

33.8        Wells Fargo Bank, National Association, as Custodian

33.9        Park Bridge Lender Services LLC, as Operating Advisor

33.10      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.11      National Tax Search, LLC, as Servicing Function Participant

33.12      Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (see Exhibit 33.1)

33.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan prior to July 6, 2020 (see Exhibit 33.3)

33.14      Argentic Services Company LP, as Special Servicer of the CoolSprings Galleria Mortgage Loan on and after July 6, 2020 (see Exhibit 33.4)

33.15      Wilmington Trust, National Association, as Trustee of the CoolSprings Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.16      Wells Fargo Bank, National Association, as Custodian of the CoolSprings Galleria Mortgage Loan (see Exhibit 33.8)

33.17      Park Bridge Lender Services LLC, as Operating Advisor of the CoolSprings Galleria Mortgage Loan (see Exhibit 33.9)

33.18      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (see Exhibit 33.10)

33.19      National Tax Search, LLC, as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (see Exhibit 33.11)

33.20      Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (see Exhibit 33.1)

33.21      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan on and after July 6, 2020 (see Exhibit 33.3)

33.22      Argentic Services Company LP, as Special Servicer of the One Dulles Tower Mortgage Loan prior to July 6, 2020 (see Exhibit 33.4)

33.23      Wilmington Trust, National Association, as Trustee of the One Dulles Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the One Dulles Tower Mortgage Loan (see Exhibit 33.8)

33.25      Park Bridge Lender Services LLC, as Operating Advisor of the One Dulles Tower Mortgage Loan (see Exhibit 33.9)

33.26      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Dulles Tower Mortgage Loan (see Exhibit 33.10)

33.27      National Tax Search, LLC, as Servicing Function Participant of the One Dulles Tower Mortgage Loan (see Exhibit 33.11)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.29      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan

33.30      Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.8)

33.32      Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.9)

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.10)

33.34      National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.11)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (see Exhibit 33.1)

33.36      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan prior to July 6, 2020 (see Exhibit 33.3)

33.37      Argentic Services Company LP, as Special Servicer of the Rittenhouse Hill Mortgage Loan on and after July 6, 2020 (see Exhibit 33.4)

33.38      Wilmington Trust, National Association, as Trustee of the Rittenhouse Hill Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the Rittenhouse Hill Mortgage Loan (see Exhibit 33.8)

33.40      Park Bridge Lender Services LLC, as Operating Advisor of the Rittenhouse Hill Mortgage Loan (see Exhibit 33.9)

33.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (see Exhibit 33.10)

33.42      National Tax Search, LLC, as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (see Exhibit 33.11)

33.43      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.44      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.8)

33.47      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan

33.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.10)

33.49      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.11)

33.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (see Exhibit 33.3)

33.51     LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

33.52      Wilmington Trust, National Association, as Trustee of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Citibank, N.A., as Custodian of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

33.54      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (see Exhibit 33.9)

33.55      U.S. Bank National Association, as Servicing Function Participant of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

33.56      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 33.1)

33.57      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 33.3)

33.58      Wilmington Trust, National Association, as Trustee of the North Bay Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59      Wells Fargo Bank, National Association, as Custodian of the North Bay Portfolio Mortgage Loan (see Exhibit 33.8)

33.60      Park Bridge Lender Services LLC, as Operating Advisor of the North Bay Portfolio Mortgage Loan (see Exhibit 33.9)

33.61      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (see Exhibit 33.10)

33.62      National Tax Search, LLC, as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (see Exhibit 33.11)

33.63      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.64      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.67      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.47)

33.68      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.10)

33.69      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.11)

33.70      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 33.1)

33.71      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 33.29)

33.72      Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.73      Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 33.8)

33.74      Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 33.9)

33.75      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.10)

33.76      National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.11)

33.77      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.1)

33.78      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan

33.79      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.80      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 33.8)

33.81      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 33.9)

33.82      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.10)

33.83      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.11)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as General Master Servicer

34.2        National Cooperative Bank, N.A., as NCB Master Servicer

34.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to July 6, 2020

34.4        Argentic Services Company LP, as General Special Servicer on and after July 6, 2020

34.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.6        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7        Wells Fargo Bank, National Association, as Certificate Administrator

34.8        Wells Fargo Bank, National Association, as Custodian

34.9        Park Bridge Lender Services LLC, as Operating Advisor

34.10      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.11      National Tax Search, LLC, as Servicing Function Participant

34.12      Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (see Exhibit 34.1)

34.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan prior to July 6, 2020 (see Exhibit 34.3)

34.14      Argentic Services Company LP, as Special Servicer of the CoolSprings Galleria Mortgage Loan on and after July 6, 2020 (see Exhibit 34.4)

34.15      Wilmington Trust, National Association, as Trustee of the CoolSprings Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.16      Wells Fargo Bank, National Association, as Custodian of the CoolSprings Galleria Mortgage Loan (see Exhibit 34.8)

34.17      Park Bridge Lender Services LLC, as Operating Advisor of the CoolSprings Galleria Mortgage Loan (see Exhibit 34.9)

34.18      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (see Exhibit 34.10)

34.19      National Tax Search, LLC, as Servicing Function Participant of the CoolSprings Galleria Mortgage Loan (see Exhibit 34.11)

34.20      Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (see Exhibit 34.1)

34.21      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan on and after July 6, 2020 (see Exhibit 34.3)

34.22      Argentic Services Company LP, as Special Servicer of the One Dulles Tower Mortgage Loan prior to July 6, 2020 (see Exhibit 34.4)

34.23      Wilmington Trust, National Association, as Trustee of the One Dulles Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the One Dulles Tower Mortgage Loan (see Exhibit 34.8)

34.25      Park Bridge Lender Services LLC, as Operating Advisor of the One Dulles Tower Mortgage Loan (see Exhibit 34.9)

34.26      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Dulles Tower Mortgage Loan (see Exhibit 34.10)

34.27      National Tax Search, LLC, as Servicing Function Participant of the One Dulles Tower Mortgage Loan (see Exhibit 34.11)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.29      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan

34.30      Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.8)

34.32      Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.9)

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.10)

34.34      National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.11)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (see Exhibit 34.1)

34.36      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan prior to July 6, 2020 (see Exhibit 34.3)

34.37      Argentic Services Company LP, as Special Servicer of the Rittenhouse Hill Mortgage Loan on and after July 6, 2020 (see Exhibit 34.4)

34.38      Wilmington Trust, National Association, as Trustee of the Rittenhouse Hill Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the Rittenhouse Hill Mortgage Loan (see Exhibit 34.8)

34.40      Park Bridge Lender Services LLC, as Operating Advisor of the Rittenhouse Hill Mortgage Loan (see Exhibit 34.9)

34.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (see Exhibit 34.10)

34.42      National Tax Search, LLC, as Servicing Function Participant of the Rittenhouse Hill Mortgage Loan (see Exhibit 34.11)

34.43      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.44      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.8)

34.47      Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan

34.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.10)

34.49      National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.11)

34.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (see Exhibit 34.3)

34.51     LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

34.52      Wilmington Trust, National Association, as Trustee of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Citibank, N.A., as Custodian of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

34.54      Park Bridge Lender Services LLC, as Operating Advisor of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (see Exhibit 34.9)

34.55      U.S. Bank National Association, as Servicing Function Participant of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan

34.56      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 34.1)

34.57      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 34.3)

34.58      Wilmington Trust, National Association, as Trustee of the North Bay Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59      Wells Fargo Bank, National Association, as Custodian of the North Bay Portfolio Mortgage Loan (see Exhibit 34.8)

34.60      Park Bridge Lender Services LLC, as Operating Advisor of the North Bay Portfolio Mortgage Loan (see Exhibit 34.9)

34.61      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (see Exhibit 34.10)

34.62      National Tax Search, LLC, as Servicing Function Participant of the North Bay Portfolio Mortgage Loan (see Exhibit 34.11)

34.63      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.64      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.67      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.47)

34.68      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.10)

34.69      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.11)

34.70      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 34.1)

34.71      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 34.29)

34.72      Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.73      Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 34.8)

34.74      Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 34.9)

34.75      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.10)

34.76      National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.11)

34.77      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.1)

34.78      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan

34.79      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.80      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 34.8)

34.81      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 34.9)

34.82      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.10)

34.83      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.11)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer

35.2        National Cooperative Bank, N.A., as NCB Master Servicer

35.3        Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer prior to July 6, 2020

35.4        Argentic Services Company LP, as General Special Servicer on and after July 6, 2020

35.5        National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Certificate Administrator

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the CoolSprings Galleria Mortgage Loan (see Exhibit 35.1)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CoolSprings Galleria Mortgage Loan prior to July 6, 2020 (see Exhibit 35.3)

35.9        Argentic Services Company LP, as Special Servicer of the CoolSprings Galleria Mortgage Loan on and after July 6, 2020 (see Exhibit 35.4)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the One Dulles Tower Mortgage Loan (see Exhibit 35.1)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Dulles Tower Mortgage Loan prior to July 6, 2020 (see Exhibit 35.3)

35.12      Argentic Services Company LP, as Special Servicer of the One Dulles Tower Mortgage Loan on and after July 6, 2020 (see Exhibit 35.4)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.14      AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Rittenhouse Hill Mortgage Loan (see Exhibit 35.1)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rittenhouse Hill Mortgage Loan prior to July 6, 2020 (see Exhibit 35.3)

35.17      Argentic Services Company LP, as Special Servicer of the Rittenhouse Hill Mortgage Loan on and after July 6, 2020 (see Exhibit 35.4)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.1)

35.19      Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.21      LNR Partners, LLC, as Special Servicer of the Extra Space - TIAA Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 35.1)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the North Bay Portfolio Mortgage Loan (see Exhibit 35.3)

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.25      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26      Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 35.1)

35.27      AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 35.14)

35.28      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.1)

35.29      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021